Form 10-K
period 1998-12-31
SALOMON BROS MORT SEC VII INC AST BK FL RTE CER SE 1998 -NC4
filed 1999-03-03
CIK 1071033

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                       FORM 10-K



                        Pursuant to Section 13 or 15(d) of the
                            Securities Exchange Act of 1934


(Mark One)
[ x ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended DECEMBER 31, 1998

________________________ or

[    ] Transition Report Pursuant to Section 13 or 15d of the Securities
       Exchange Act of 1934
For the transition period from _____________  to ________

Commission file Number 333-50153

     Salomon Brothers Mortgage Securities VII, INC.
(Exact name of registrant as specified in its charter)

     Delaware                             13-3439681
(State or other jurisdiction           (I.R.S. Employer
of incorporation or organization)       Identification No.)

Seven World Trade Center
New York, New York                                     10048

(Address of Principal Executive Offices)                (Zip Code)

Registrant's telephone number, including area code:    (212)783-5659

     Securities registered pursuant to Section 12(b) of the Act
           NONE
     Securities registered pursuant to Section 12(g) of the Act

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     x  Yes             No


                                         PART I

Item 2.  Properties
     Not applicable on reliance of Relief Letters

Item 3. Legal Proceedings
        There were no legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders
        There were no matters submitted to a vote of the Security Holders.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder matters There were thirteen (13) participants in the DTC system holding positions in the Cede certificates.
     The following were Noteholders and Certificateholders of record as of the end of the reporting year.
     Salomon Brothers New Century Asset-Backed Floating Rate Certificates:
     Series 1998-NC4 Class A           Cede & Co.
     Series 1998-NC4 Class M-1         Cede & Co.
     Series 1998-NC4 Class M-2         Cede & Co.
     Series 1998-NC4 Class M-3         Cede & Co.

     There is no established public trading market for the notes.

Item 9. Changes in and Disagreements with Accountants on Accounting and
Financial Disclosures:   Information required by Item 304 of Reg. S-K.

       There were no changes in and/or disagreements with Accountants on Accounting and Financial Disclosures.

                                    PART IV

Item 12. Security Ownership of Certain Beneficial Owners and Management The Notes are represented by one or more notes registered in the name of Cede & Co., the nominee of The Depository Trust Company. An investor holding Notes is not entitled to receive a certificate representing such Note, except in limited circumstances. Accordingly, Cede & Co. is the sole holder of Notes, which it holds on behalf of brokers, dealers, banks and other participants in the DTC system.
     Such participants may hold Notes for their own accounts or for the accounts of their customers
     The address of Cede & Co. is:
     Cede & Co.
     c/o The Depository Trust Company
     Seven Hanover Square
     New York, New York 10004

Item 13.  Certain Relationships and Related Transactions.
     There has not been, and there is not currently proposed, any transactions or series or transactions, to which any of the Trust, the Registrant, the Trustee or the Servicer is a party with any Noteholder who, to the knowledge of the Registrant and Servicer, owns of record or beneficially more than five percent of the Notes.


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) 1.  Not Applicable
           2.  Not Applicable
           3.  Exhibits
                99.1  Annual Summary Statement
                99.2  Annual Statement as to Compliance.
                99.3  Annual Independent Public
                         Accountant's Servicing Report.

     (b)   Reports on Form 8-K
     The Registrant has filed Current Reports on Form 8-K with the Securities and Exchange Commision dated
     October 26, 1998, November 25, 1998 and December 28, 1998



     (c)    See (a) 3 above

     (d)    Not Applicable



                        SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Salomon Brothers Mortgage Securities VII, INC.
New Century Asset-Backed Floating Rate Certificates Series 1998-NC4

     /s/  Eve Kaplan, Vice President
          Vice President
          US Bank National Association

Date February 26, 1999


                        EXHIBIT INDEX

     Exhibit Number     Description
              99.1      Annual Summary Statement
              99.2      Annual Statement of Compliance
              99.3      Report of Independent Accountants




       EXHIBIT 99.1 -- Summary of Aggregate Amounts or End of Year Amounts for the period ending December 31, 1998

     Salomon Brothers Mortgage Securities VII, INC.
     New Century Asset-Backed Floating Rate Certificates Series 1998-NC4
              Summary of Aggregate Amounts or End of Year Amounts

     Pool Balance                       285,397,397.39
     Principal          Collections       9,577,602.60
     Realized Loss                                0.00
     Interest           Collections       8,778,326.94
     Master Servicer    Fees                455,336.53
     Trustee            Fees                  9,721.01
     *Principal Collections include 12,671.13 from the Pre-Funded Account

                        Number         Principal Balance
     30-59 days deliquen             56      4868120.24
     60-89 days delinque              7       639541.94
     90+ days delinquent              2       210783.75
     Foreclosures                    61   5,863,843.27
     Bankruptcies                    13   1,437,268.93
     REO's                            0               0

     Delinquency Percentage                     2.8562%



     Certificate        Balance        Interest        Principal

     Class A            217,450,276.64    3,171,114.58  6,730,723.36
     Class M-1           23,598,000.00      348,178.57          0.00
     Class M-2           27,285,000.00      422,527.08          0.00
     Class M-3           14,011,000.00      240,749.80          0.00




       EXHIBIT 99.2 -- Servicer's Annual Statement of Compliance
     To be supplied upon receipt by the Trustee

       EXHIBIT 99.3 -- Report of Independent Auditors
     To be supplied upon receipt by the Trustee